Form 10-Q
period 2021-03-31
LDH Growth Corp I
filed 2021-05-25
CIK 1842373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
LDH Growth Corp I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40229	98-1562246
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

600 Brickell Avenue, Suite 2650 Miami, FL	33138
(Address of principal executive offices)	(Zip Code)

(786) 524-1028
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one Class A ordinary share and one-fifth redeemable warrant	LDHAU	The Nasdaq Stock Market LLC

Class A ordinary share, par value $0.0001 per share	LDHA	The Nasdaq Stock Market LLC

Warrants, each exercisable for one share of Class A ordinary share for $11.50 per share	LDHAW	The Nasdaq Stock Market LLC

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No  ☐

As of May 25, 2021, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

LDH GROWTH CORP I
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED BALANCE SHEETS

Assets	March 31, 2021	December 31, 2020
Current assets:	(unaudited)
Cash	$3,195,947	$-
Prepaid expenses	24,517	-
Total current assets	3,220,464	-
Cash held in Trust Account	230,000,000	-
Deferred offering costs	-	138,107
Total Assets	$233,220,464	$138,107

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$358,770	$42,742
Accrued expenses	94,107	100,828
Due from related party	118,990	-
Total current liabilities	$571,867	143,570
Deferred underwriting commissions	8,050,000	-
Derivative liabilities	9,373,330	-
Total liabilities	17,995,197	143,570

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 21,022,526 shares subject to possible redemption at $10.00 per share	210,225,260	-

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,977,474 shares issued and outstanding (excluding 21,022,526 shares subject to possible redemption), and none issued and outstanding, at March 31, 2021, and December 31, 2020, respectively	198	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding, and none issued and outstanding at March 31, 2021 and December 31, 2020, respectively	575	-
Additional paid-in capital	5,464,726	-
Accumulated deficit	(465,492)	(5,463)
Total shareholders’ equity (deficit)	5,000,007	(5,463)
Total Liabilities and Shareholders’ Equity (Deficit)	$233,220,464	$138,107

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

General and administrative expenses	$56,229
Loss from operations	(56,229)
Other income (expenses)
Change in fair value of derivative liabilities	(144,660)
Financing costs - derivative liabilities	(259,140)
Net loss	$(460,029)

Basic and diluted weighted average shares outstanding of Class A, redeemable ordinary shares	23,000,000
Basic and diluted net income per ordinary share Class A redeemable ordinary shares	$-
Basic and diluted weighted average shares outstanding of Class A and Class B, non-redeemable ordinary shares	4,297,222
Basic and diluted net loss per ordinary share of Class A and Class B, non-redeemable ordinary shares	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Deficit)

For the Three Months Ended March 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	-	$-	-	$-	$-	$(5,463)	$(5,463)
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of units in initial public offering, less fair value of public warrants	23,000,000	2,300	-	-	225,719,700	-	225,722,000
Offering costs	-	-	-	-	(13,005,571)	-	(13,005,571)
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,949,330	-	2,949,330
Shares subject to possible redemption	(21,022,526)	(2,102)	-	-	(210,223,158)	-	(210,225,260)
Net loss	-	-	-	-	-	(460,029)	(460,029)
Balance - March 31, 2021 (unaudited)	1,977,474	$198	5,750,000	$575	$5,464,726	$(465,492)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(460,029)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derivative liabilities	144,660
Financing costs - derivative liabilities	259,140
Changes in operating liabilities:
Prepaid expenses	(24,517)
Accounts payable	4,479
Accrued expenses	24,107
Net cash used in operating activities	(27,160)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note issused to related party	300,000
Repayment of promissory note to related party	(300,000)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	7,900,000
Offering costs paid	(4,676,893)
Net cash provided by financing activities	233,223,107

Net change in cash	3,195,947

Cash - beginning of the period	-
Cash - end of the period	$3,195,947

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$311,549
Offering costs included in accrued expenses	$(30,828)
Deferred underwriting commissions	$8,050,000
Initial value of Class A ordinary shares subject to possible redemption	$210,401,350
Change in value of Class A ordinary shares subject to possible redemption	$17,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

LDH Growth Corp I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 7, 2020 (inception). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through March 23, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is LDH Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 18, 2021. On March 23, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,266,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.9 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 23, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except the independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $3.2 million in cash and working capital of approximately $2.6 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of $300,000 (which was repaid in full on March 25, 2021) pursuant to the Note (as defined in Note 4), and an advance of approximately $119,000 from the Sponsor (which still remains outstanding to date), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 23, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 29, 2021.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In April 2021, the Company identified an error in its accounting treatment for both its public and private warrants (Warrants) as presented in its audited balance sheet as of March 23, 2021 included in its Current Report on Form 8-K. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections issued by the Financial Accounting Standards Board (“FASB”) and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in a $9.2 million increase to the derivative warrant liabilities line item and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item recorded as part of the activity in the three months ended March 31, 2021 as reported herein.  There would have been no change to total shareholders’ equity as reported.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021, there were no cash equivalents.

Cash Held in Trust Account

As of March 31, 2021, the Company had $230.0 million in cash held in the Trust Account.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in Trust Account. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 4,600,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,266,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have initially and subsequently been measured at fair value using a Monte Carlo simulation model.

The forward purchase agreement between the Company and the Sponsor, providing for the investor to purchase $50,000,000 of units, with each unit consisting of one Class A ordinary share and one-fifth of one warrant to purchase one Class A ordinary share, at a purchase price of $10.00 per unit in a private placement concurrently with the closing of the initial Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability at fair value and with changes in fair value recognized in the Company’s statement of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.3 million is included in financing cost - derivative warrant liabilities in the statement of operations and $13.0 million is included in shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 21,022,526 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes.” Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that were subject to forfeiture if the option to purchase additional Units is not exercised by the underwriters (see Note 7). On March 23, 2021, the underwriter fully exercised the over-allotment option; thus, the 750,000 Founder Shares were no longer subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 9,866,667 ordinary shares in the calculation of diluted earnings per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares are calculated by dividing the interest income earned on investments held in the trust account of approximately $0, net of amounts available to be withdrawn from the trust account to pay the Company’s income taxes of $0, for the period presented, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares is calculated by dividing the net loss of approximately $460,000, less income attributable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. As permitted by the standard, the Company has elected to early adopt this standard in its first quarter of 2021 with no impact upon adoption.

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

Note 3—Initial Public Offering

On March 23, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-fifth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4—Related Party Transactions

Founder Shares

On January 15, 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration for the issuance of 7,187,500 Class B ordinary shares, par value $0.0001(the “Founder Shares”). On January 21, 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 1,437,500 Class B ordinary shares, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. The Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering.  On March 23, 2021, the underwriter fully exercised its over-allotment option; thus, these 750,000 Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,266,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.9 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 6 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Forward Purchase Agreement

On March 18, 2021, the Sponsor entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Company that provided for the purchase of an aggregate of 5,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one Class A ordinary share, or a Forward Purchase Share, and one-fifth of one warrant to purchase one Class A ordinary share, or a Forward Purchase Warrant, for $10.00 per Unit, for an aggregate purchase price of $50.0 million at the election of the Sponsor, in a private placement to close substantially concurrently with the closing of the initial Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The terms of the Forward Purchase Shares will generally be identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, except that they will have registration rights and be subject to certain transfer restrictions. The terms of the Forward Purchase Warrants will generally be identical to the Private Placement Warrants, including for the purposes of redemption.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On January 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable upon the completion of the Initial Public Offering.  The Company borrowed $300,000 under the Note. The Company repaid the Note balance of $300,000 in full on March 25, 2021.

In addition, the Sponsor advanced approximately $119,000 to cover for the Company’s offering expenses.  Such amount is due on demand, non interest bearing and remains outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. The Company has not yet incurred administrative expenses under the agreement.

The Company’s officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, the Company does not expect to have any additional controls in place governing the reimbursement payments to the Company’s directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial Business Combination.

Note 5—Commitments and Contingencies

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Pursuant to the Forward Purchase Agreement, the Company agreed that it will use its commercially reasonable efforts to (i) within 30 days after the closing of the initial Business Combination, file a registration statement with the SEC for a secondary offering of (A) the forward purchase investor’s Forward Purchase Shares, (B) the Class A ordinary shares issuable upon exercise of the forward purchase investor’s Forward Purchase Warrants and (C) any other Class A ordinary shares acquired by the forward purchase investor, including any acquisitions after the Company completes its initial Business Combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial Business Combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which the forward purchase investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the Forward Purchase Agreement. The Company will bear the cost of registering these securities.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.  On March 23, 2021, the underwriter fully exercised its over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Warrants

As of March 31, 2021, the Company had 4,600,000 Public Warrants and 5,266,667 Private Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, except as described below, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•          in whole and not in part;
•          at a price of $0.01 per warrant;
•          upon a minimum of 30 days’ prior written notice of redemption; and
•        if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•          in whole and not in part;

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•         at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of Class A ordinary shares;
•          if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per public share on the trading day prior to the date.

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 1,043,116 Class A ordinary shares issued and outstanding, excluding 21,956,884 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share.  As of March 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, of which up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  On March 31, 2021, the underwriter fully exercised its over-allotment option; thus, these 750,000 Founder Shares were no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Fair Value Measurements

The following tables presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2021 by level within the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	March 31, 2021
Liabilities:
Derivative warrant liabilities - Public Warrant	$-	$-	$4,370,000	$4,370,000
Derivative warrant liabilities - Private Warrant	-	-	5,003,330	5,003,330
Forward purchase agreement	$-	$-	$-	$-
Total fair value	$-	$-	$9,373,330	$9,373,330

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement. For the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $145,000 presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 23, 2021	March 31, 2021
Volatility	42.5%	42.6%
Stock price	$10.00	$10.12
Expected life of the options to convert	1.98	1.98
Risk-free rate	1.15%	1.15%
Dividend yield	0.0%	0.0%

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	9,228,670
Change in fair value of derivative warrant liabilities	144,660
Derivative warrant liabilities at March 31, 2021	$9,373,330

Note 9—Revision to Previously Issued Financial Statements

In April 2021, the Company identified a misstatement in its accounting treatment for warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (collectively, the “Warrants”) as presented in its audited balance sheet as of March 23, 2021 included in its Current Report on Form 8-K, filed March 29, 2021. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to FASB ASC Topic 250, Accounting Changes and Error Corrections, and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The following balance sheet items were impacted from the error correction as of March 23, 2021: an increase of $9.2 million in warrant liabilities; a decrease of $9.2 million in the amount of Class A ordinary shares subject to redemption; an increase of $259,140 in additional paid-in capital; and an increase of $259,140 in accumulated deficit.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, the date unaudited condensed financial statements were issued. The Company did not identify any subsequent events, other than disclosed in Note 9, that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to LDH Growth Corp I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on October 7, 2020 effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is LDH Sponsor LLC, a Delaware limited liability company (“Sponsor”).

The registration statement for our Initial Public Offering (“Initial Public Offering”) was declared effective on March 18, 2021. On March 23, 2021, we consummated the Initial Public Offering of of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,266,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.9 million.

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act, which invest only in direct U.S, government treasury obligations until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to our shareholders, as described below.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 23, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

Results of Operations

Our entire activity October 7, 2020 (inception) through March 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of approximately $460,000, which consisted approximately $259,000 of financing costs – derivative liabilities, a non-cash loss of approximately $144,000 for a change in fair value of derivative liabilities, and approximately $56,000 in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $3.2 million in cash and working capital of approximately $2.6 million.

Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our Sponsor in exchange for the issuance of Founder Shares (as defined below), a loan of $300,000 (which was repaid on March 25, 2021) under a promissory note from our Sponsor, an advance of approximately $119,000 from the Sponsor (which still remains outstanding to date), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 4,600,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,266,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have initially and subsequently been measured at fair value using a Monte Carlo simulation model.

The forward purchase agreement between the Company and the Sponsor, providing for the investor to purchase $50,000,000 of units, with each unit consisting of one Class A ordinary share and one-fifth of one warrant to purchase one Class A ordinary share, at a purchase price of $10.00 per unit in a private placement concurrently with the closing of the initial Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, we recognize the instrument as a liability at fair value and with changes in fair value recognized in the Company’s statement of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, a total of 21,022,526 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that were subject to forfeiture if the option to purchase additional Units is not exercised by the underwriters (see Note 7). On March 23, 2021, the underwriter fully exercised the over-allotment option; thus, the 750,000 Founder Shares were no longer subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 9,866,667 ordinary shares in the calculation of diluted earnings per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statement of operations includes a presentation of income (loss) per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares are calculated by dividing the interest income earned on investments held in the trust account of approximately $0, net of amounts available to be withdrawn from the trust account to pay the Company’s income taxes of $0, for the period presented, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares is calculated by dividing the net loss of approximately $460,000, less income attributable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC and the below risk factors. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.
On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 4,600,000 Public Warrants and 5,266,667 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants issued in connection with our Initial Public Offering. Our internal control over financial reporting did not result in the proper accounting classification of the warrants, which, due to its impact on our financial statements, we determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

On January 15, 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration for the issuance of 7,187,500 Class B ordinary shares, par value $0.0001(the “Founder Shares”). On January 21, 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 1,437,500 Class B ordinary shares, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. The Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering.  On March 23, 2021, the underwriter fully exercised its over-allotment option; thus, these 750,000 Founder Shares were no longer subject to forfeiture.

On January 15, 2021, we consummated the Private Placement of 5,266,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.9 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On March 23, 2021, we consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions.

After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the other offering costs incurred, $230.0 million of the net proceeds from our Initial Public Offering, sale of the Over-Allotment Units and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering, sale of the Over-Allotment Units and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of May 2021.

LDH GROWTH CORP I

By:	/s/ Marcelo Claure
Name:	Marcelo Claure
Title:	Chief Executive Officer

By:	/s/ Christopher Cooper
Name:	Christopher Cooper
Title:	Chief Financial Officer