Form 10-Q
period 2021-06-30
LDH Growth Corp I
filed 2021-08-12
CIK 1842373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

LDH GROWTH CORP I
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$1,823,397	$-
Prepaid expenses	1,134,864	-
Total current assets	2,958,261	-
Investments held in Trust Account	230,009,487	-
Deferred offering costs	-	138,107
Total Assets	$232,967,748	$138,107

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$177,870	$42,742
Accrued expenses	117,000	100,828
Due to related party	320,600	-
Total current liabilities	615,470	143,570
Deferred underwriting commissions	8,050,000	-
Derivative liabilities	11,248,000	-
Total liabilities	19,913,470	143,570

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 20,805,427 shares and none subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	208,054,270	-

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,194,573 shares issued and outstanding (excluding 20,805,427 shares subject to possible redemption), and none issued and outstanding, at June 30, 2021 and December 31, 2020, respectively	219	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding, and none issued and outstanding at June 30, 2021 and December 31, 2020, respectively	575	-
Additional paid-in capital	7,635,695	-
Accumulated deficit	(2,636,481)	(5,463)
Total shareholders’ equity (deficit)	5,000,008	(5,463)
Total Liabilities and Shareholders’ Equity (Deficit)	$232,967,748	$138,107

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$305,806	$362,035
Loss from operations	(305,806)	(362,035)
Other income (expenses)
Change in fair value of derivative liabilities	(1,874,670)	(2,019,330)
Offering costs - derivative liabilities	-	(259,140)
Income from investments held in Trust Account	9,487	9,487
Total other income (expenses)	(1,865,183)	(2,268,983)
Net loss	$(2,170,989)	$(2,631,018)

Basic and diluted weighted average shares outstanding of Class A, redeemable ordinary shares	23,000,000	23,000,000
Basic and diluted net income per ordinary share Class A redeemable ordinary shares	$0.00	$0.00
Basic and diluted weighted average shares outstanding of Class B, non-redeemable ordinary shares	5,750,000	5,449,102
Basic and diluted net loss per ordinary share of Class B, non-redeemable ordinary shares	$(0.38)	$(0.48)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Three and Six Months Ended June 30, 2021

	Ordinary Shares
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	-	$-	-	$-	$-	$(5,463)	$(5,463)
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of units in initial public offering, less fair value of public warrants	23,000,000	2,300	-	-	225,719,700	-	225,722,000
Offering costs	-	-	-	-	(13,005,571)	-	(13,005,571)
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,949,330	-	2,949,330
Shares subject to possible redemption	(21,022,526)	(2,102)	-	-	(210,223,158)	-	(210,225,260)
Net loss	-	-	-	-	-	(460,029)	(460,029)
Balance - March 31, 2021 (unaudited)	1,977,474	$198	5,750,000	$575	$5,464,726	$(465,492)	$5,000,007
Shares subject to possible redemption	217,099	21	-	-	2,170,969	-	2,170,990
Net loss	-	-	-	-	-	(2,170,989)	(2,170,989)
Balance - June 30, 2021 (unaudited)	2,194,573	$219	5,750,000	$575	$7,635,695	$(2,636,481)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(2,631,018)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derivative liabilities	2,019,330
Offering costs - derivative liabilities	259,140
Income from investments held in Trust Account	(9,487)
Changes in operating liabilities:
Prepaid expenses	(1,134,864)
Accounts payable	45,789
Accrued expenses	47,000
Net cash used in operating activities	(1,379,110)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note issused to related party	300,000
Repayment of promissory note to related party	(300,000)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	7,900,000
Offering costs paid	(4,697,493)
Net cash provided by financing activities	233,202,507

Net change in cash	1,823,397

Cash - beginning of the period	-
Cash - end of the period	$1,823,397

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$89,339
Offering costs included in accrued expenses	$(30,828)
Deferred underwriting commissions	$8,050,000
Initial value of Class A ordinary shares subject to possible redemption	$210,401,350
Change in value of Class A ordinary shares subject to possible redemption	$(2,347,080)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1-Description of Organization and Business Operations

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through June 20, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.8 million in cash and working capital of approximately $2.3 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of $300,000 (which was repaid in full on March 25, 2021) pursuant to the Note (as defined in Note 4), and an advance of approximately $119,000 from the Sponsor (which still remains outstanding to date), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 29, 2021.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, there were no cash equivalents.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000 and investments held in Trust Account. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature other than the derivative warrant liabilities (See Note 8).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have initially been measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is measured based on a Monte Carlo simulation model.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The forward purchase agreement between the Company and the Sponsor, providing for the investor to purchase $50,000,000 of units, with each unit consisting of one Class A ordinary share and one-fifth of one warrant to purchase one Class A ordinary share, at a purchase price of $10.00 per unit in a private placement concurrently with the closing of the initial Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability at fair value and with changes in fair value recognized in the Company’s unaudited condensed statement of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

The determination of the fair value of the derivative liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.3 million was included in financing cost - derivative liabilities in the unaudited condensed statement of operations and $13.0 million was included in shareholders’ equity. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 20,805,427 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A redeemable ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A redeemable ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods. Class B non-redeemable ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Month Ended June 30, 2021
Class A redeemable ordinary shares
Numerator: Income allocable to Class A redeemable ordinary shares
Income from investments held in Trust Account	$9,487	$9,487
Less: Company's portion available to be withdrawn to pay taxes	-	-
Net income attributable	$9,487	$9,487
Denominator: Weighted average Class A redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	23,000,000	23,000,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A redeemable ordinary shares
Net income (loss)	$(2,170,989)	$(2,631,018)
Net income allocable to Class A redeemable ordinary shares	(9,487)	(9,487)
Net income (loss) attributable	$(2,180,476)	$(2,640,505)
Denominator: weighted average Class B non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	5,750,000	5,449,102
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.38)	$(0.48)

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (ASU) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

Note 3-Initial Public Offering

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

Note 4-Related Party Transactions

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Related Party Loans

On January 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $300,000 under the Note. The Company repaid the Note balance of $300,000 in full on March 25, 2021. This facility is no longer available to be withdrawn.

In addition, the Sponsor advanced approximately $321,000 to cover the Company’s offering expenses. Such amount is due on demand, non-interest bearing and remains outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. The Company has not  incurred administrative expenses under the agreement, as the monthly fee has been waived by the Sponsor.

The Company’s officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments, if any, that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, the Company does not expect to have any additional controls in place governing the reimbursement payments to the Company’s directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial Business Combination.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 5-Commitments and Contingencies

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 6-Warrants

As of June 30, 2021, the Company had 4,600,000 Public Warrants and 5,266,667 Private Warrants outstanding.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 7-Shareholders’ Equity

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 2,194,573 Class A ordinary shares issued and outstanding, excluding 20,805,427 Class A ordinary shares subject to possible redemption. As of December 31, 2021, there were no Class A ordinary shares outstanding.

Class B Ordinary Shares- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. There were no Class B Ordinary Shares issued and outstanding as of December 31, 2020.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 8-Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Investments held in the Trust Account:
Money Market Funds	$230,009,487	$-	$-	$230,009,487

Liabilities:
Derivative liabilities - Public Warrant	$5,244,000	$-	$-	$5,244,000
Derivative liabilities - Private Warrant	-	-	6,004,000	6,004,000
Forward purchases agreement	$-	$-	$-	$-
				$11,248,000

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement. For the three and six months ended June 30, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $1.9 million and $2.0 million, respectively, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statement of operations.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants (a Level 1 measurement). The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the measurement date:

As of June 30, 2021
Volatility	54.0%
Stock price	$9.74
Expected life of the options to convert	0.73
Risk-free rate	0.99%
Dividend yield	0.0%

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Balance - January 1, 2021	$-
Issuance of Public and Private Warrants	9,228,670
Change in fair value of derivative liabilities	144,660
Value of forward purchase agreement	-
Derivative liabilities at March 31, 2021	9,373,330
Transfer of Public Warrants to Level 1 measurement	(4,370,000)
Change in fair value of derivative liabilities	1,000,670
Change in fair value of forward purchase agreement	-
Derivative liabilities at June 30, 2021	$6,004,000

Note 9-Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

The registration statement for our Initial Public Offering (“Initial Public Offering”) was declared effective on March 18, 2021. On March 23, 2021, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions.

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

Results of Operations

Our entire activity October 7, 2020 (inception) through June 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $2,171,000, which consisted of a non-cash loss of approximately $1,875,000 for a change in fair value of derivative liabilities, and approximately $306,000 in general and administrative expenses, partly offset by approximately $9,000 of income from investments held in the Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $2,631,000, which consisted approximately $259,000 of financing costs - derivative liabilities, a non-cash loss of approximately $2,019,000 for a change in fair value of derivative liabilities, and approximately $362,000 in general and administrative expenses, partly offset by approximately $9,000 of income from investments held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.8 million in cash and working capital of approximately $2.3 million.

Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our Sponsor in exchange for the issuance of Founder Shares (as defined below), a loan of $300,000 (which was repaid on March 25, 2021) under a promissory note from our Sponsor, an advance of approximately $321,000 from the Sponsor (which still remains outstanding to date), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have initially been measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is measured based on a Monte Carlo simulation model.

The forward purchase agreement between our Company and the Sponsor, providing for the investor to purchase $50,000,000 of units, with each unit consisting of one Class A ordinary share and one-fifth of one warrant to purchase one Class A ordinary share, at a purchase price of $10.00 per unit in a private placement concurrently with the closing of the initial Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, we recognize the instrument as a liability at fair value and with changes in fair value recognized in our unaudited condensed statement of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

The determination of the fair value of the derivative liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, a total of 20,805,427 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by our Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that were subject to forfeiture if the option to purchase additional Units is not exercised by the underwriters (see Note 7). On March 23, 2021, the underwriter fully exercised the over-allotment option; thus, the 750,000 Founder Shares were no longer subject to forfeiture.

Our condensed statements of operations includes a presentation of net income (loss) per share for Class A redeemable ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A redeemable ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods. Class B non-redeemable ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise of the warrants are contingent upon the occurrence of future events.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the April 12, 2021, SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements. Management has implemented remediation steps to address the material weakness identified in our internal control over financial reporting as of March 31, 2021 and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

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

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 4,600,000 Public Warrants and 5,266,667 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of March 31, 2021 contained in our March 31, 2021 Quarterly Report on Form 10-Q and as of June 30, 2021 contained herein are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2021.

LDH GROWTH CORP I

By:	/s/ Marcelo Claure
Name:	Marcelo Claure
Title:	Chief Executive Officer

By:	/s/ Christopher Cooper
Name:	Christopher Cooper
Title:	Chief Financial Officer