Form 10-Q
period 2021-09-30
LDH Growth Corp I
filed 2021-11-15
CIK 1842373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
LDH Growth Corp I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40229	98-1562246
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

200 S. Biscayne Blvd, 19th Floor, Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

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

As of November 15, 2021, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

LDH GROWTH CORP I
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements.

LDH GROWTH CORP I
 CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$1,659,284	$-
Prepaid expenses	952,360	-
Total current assets	2,611,644	-
Investments held in Trust Account	230,012,446	-
Deferred offering costs	-	138,107
Total Assets	$232,624,090	$138,107

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$71,728	$42,742
Accrued expenses	136,680	100,828
Due to related party	310,757	-
Total current liabilities	519,165	143,570
Deferred underwriting commissions	8,050,000	-
Derivative liabilities	7,400,000	-
Total liabilities	15,969,165	143,570

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.00 per share redemption value at September 30, 2021 and 0 at December 31, 2020	230,000,000	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares, and none issued and outstanding at September 30, 2021 and December 31, 2020, respectively	575	-
Additional paid-in capital	-	-
Accumulated deficit	(13,345,650)	(5,463)
Total shareholders’deficit	(13,345,075)	(5,463)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$232,624,090	$138,107

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
General and administrative expenses	$250,312	$612,347
Loss from operations	(250,312)	(612,347)
Other income (expenses)
Change in fair value of derivative liabilities	3,848,000	1,828,670
Offering costs - derivative liabilities	-	(259,140)
Income from investments held in Trust Account	2,959	12,446
Total other income, net	3,850,959	1,581,976
Net income	$3,600,647	$969,629

Weighted average number of Class A ordinary shares - basic	23,000,000	17,050,193
Weighted average number of Class A ordinary shares - diluted	23,000,000	17,050,193
Basic net income per share, Class A ordinary shares	$0.13	$0.04
Diluted net income per share, Class A ordinary shares	$0.13	$0.04

Weighted average number of Class B ordinary shares - basic	5,750,000	5,555,985
Weighted average number of Class B ordinary shares - diluted	5,750,000	5,750,000
Basic net income per share, Class B ordinary shares	$0.13	$0.04
Diluted net income per share, Class B ordinary shares	$0.13	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	-	$-	-	$-	$-	$(5,463)	$(5,463)
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,949,330	-	2,949,330
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(2,973,755)	(14,309,816)	(17,283,571)
Net loss	-	-	-	-	-	(460,029)	(460,029)
Balance - March 31, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(14,775,308)	$(14,774,733)
Net loss	-	-	-	-	-	(2,170,989)	(2,170,989)
Balance - June 30, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(16,946,297)	$(16,945,722)
Net income	-	-	-	-	-	3,600,647	3,600,647
Balance - September 30, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(13,345,650)	$(13,345,075)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2021

Cash Flows from Operating Activities:
Net income	$969,629
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derivative liabilities	(1,828,670)
Offering costs - derivative liabilities	259,140
Income from investments held in Trust Account	(12,446)
Changes in operating liabilities:
Prepaid expenses	(952,360)
Accounts payable	(3,514)
Accrued expenses	66,680
Due to related party	(9,843)
Net cash used in operating activities	(1,486,384)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note issued to related party	300,000
Repayment of promissory note to related party	(300,000)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	7,900,000
Offering costs paid	(4,754,332)
Net cash provided by financing activities	233,145,668

Net change in cash	1,659,284

Cash - beginning of the period	-
Cash - end of the period	$1,659,284

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$32,500
Offering costs included in accrued expenses	$(30,828)
Offering costs included in due to related party	$320,600
Deferred underwriting commissions	$8,050,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.7 million in cash and working capital of approximately $2.1 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of $300,000 (which was repaid in full on March 25, 2021) pursuant to the Note (as defined in Note 4), and advances of approximately $321,000 from the Sponsor for offering costs (of which approximately $311,000 still remains outstanding to date), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 22, 2021 as well as the Company's Current Report on Form 8-K, as filed with the SEC on March 22, 2021 as well as the Company's Current Report on Form 8-K, as filed with the SEC on March 29, 2021.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all of its Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.3 million in additional paid-in capital and a charge of approximately $14.3 million to accumulated deficit, as well as a reclassification of 1,959,865 shares of Class A ordinary shares from permanent equity to temporary equity.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of approximately $19.8 million and $21.9 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, and December 31, 2020, there were no cash equivalents.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000 and investments held in Trust Account. As of September 30, 2021, and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature other than the derivative warrant liabilities (See Note 6).

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have initially been measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants as of September 30, 2021, is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021, is measured based on a Monte Carlo simulation model.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statement of operations. Offering costs associated with the Class A ordinary shares issued were charged against their carrying value upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.3 million was included in financing cost - derivative liabilities in the unaudited condensed statement of operations and $13.0 million was allocated to the redeemable Class A ordinary shares reducing their carrying amount. Of the $13.3 million of offering costs, approximately $8.1 million is deferred underwriting commissions. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 23,000,000 and -0- Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes.”

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 9,866,667 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$2,880,518	$720,129	$731,321	$238,308
Allocation of net income - diluted	$2,880,518	$720,129	$725,097	$244,532
Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	5,750,000	17,050,193	5,555,985
Diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	17,050,193	5,750,000
Basic net income per ordinary share	$0.13	$0.13	$0.04	$0.04
Diluted net income (loss) per ordinary share	$0.13	$0.13	$0.04	$0.04

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

In addition, the Sponsor advanced approximately $321,000 to cover the Company’s offering expenses. Such amount is due on demand, non-interest bearing and approximately $311,000 remains outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 6-Warrants

As of September 30, 2021, the Company had 4,600,000 Public Warrants and 5,266,667 Private Warrants outstanding.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 7 — Temporary Equity – Class A Ordinary Shares Subject To Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2021, there were 23,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption. There were no shares of Class A ordinary shares issued or outstanding as of December 31, 2020.

As of September 30, 2021, Class A ordinary shares reflected on the balance sheet is reconciled on the following table:

As of September 30, 2021
Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(4,278,000)
Class A ordinary share issuance costs	(13,005,571)
Plus:
Accretion of Class A ordinary shares to redemption amount	17,283,571
Class A ordinary share subject to possible redemption	$230,000,000

Note 8-Shareholders’ Equity (Deficit)

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and presented as Temporary Equity See Note 7. As of December 31, 2020, there were no Class A ordinary shares outstanding.

Class B Ordinary Shares- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. There were no Class B Ordinary Shares issued and outstanding as of December 31, 2020.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 9-Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Investments held in the Trust Account:
Money Market Funds	$230,012,446	$-	$-	$230,012,446

Liabilities:
Derivative liabilities - Public Warrant	$3,450,000	$-	$-	$3,450,000
Derivative liabilities - Private Warrant	-	-	3,950,000	3,950,000
Forward purchase agreement	$-	$-	$-	$-
				$7,400,000

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement. For the three and nine months ended September 30, 2021, the Company recognized a gain in the statement of operations resulting from a decrease in the fair value of liabilities of approximately $3.8 million and $1.8 million, respectively, presented as change in fair value of derivative liabilities in the accompanying unaudited condensed statement of operations.

For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants (a Level 1 measurement). The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the measurement date:

As of September 30, 2021
Volatility	29.0%
Share price	$9.73
Expected life of the options to convert	0.48
Risk-free rate	1.09%
Dividend yield	0.0%

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021, is summarized as follows:

Balance - January 1, 2021	$-
Issuance of Public and Private Warrants	9,228,670
Change in fair value of derivative liabilities	144,660
Value of forward purchase agreement	-
Derivative liabilities at March 31, 2021	9,373,330
Transfer of Public Warrants to Level 1 measurement	(4,370,000)
Change in fair value of derivative liabilities	1,000,670
Change in fair value of forward purchase agreement	-
Derivative liabilities at June 30, 2021	6,004,000
Change in fair value of derivative liabilities	(2,054,000)
Change in fair value of forward purchase agreement	-
Derivative liabilities at September 30, 2021	$3,950,000

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on October 7, 2020, effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is LDH Sponsor LLC, a Delaware limited liability company (“Sponsor”).

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

Results of Operations

Our entire activity from October 7, 2020 (inception) through September 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of approximately $3.6 million, which consisted of a non-cash income of approximately $3.8 million for a change in fair value of derivative liabilities, and approximately $3,000 of income from investments held in the Trust Account, partly offset by approximately $250,000 in general and administrative expenses.

For the nine months ended September 30, 2021, we had a net income of approximately $969,000, which consisted of a non-cash income of approximately $1.8 million for a change in fair value of derivative liabilities, and approximately $12,000 of income from investments held in the Trust Account, partly offset by approximately $612,000 in general and administrative expenses and approximately $259,000 in offering costs – derivative liabilities.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.7 million in cash and working capital of approximately $2.1 million.

Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our Sponsor in exchange for the issuance of Founder Shares (as defined below), a loan of $300,000 (which was repaid on March 25, 2021) under a promissory note from our Sponsor, an advance of approximately $321,000 from the Sponsor (of which approximately $311,000 remains outstanding to date), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have initially been measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants as of September 30, 2021, is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021, is measured based on a Monte Carlo simulation model.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 23,000,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 9,866,667 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. We have considered the effect of Class B ordinary shares that were excluded from the basic weighted average number of shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, we determined our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness over financial reporting, were completed as of the date of September 30, 2021.

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

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 4,600,000 Public Warrants and 5,266,667 Private Placement Warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of March 31, 2021, contained in our March 31, 2021 Quarterly Report on Form 10-Q and as of September 30, 2021 contained herein are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We identified a material weakness in our internal control over financial reporting as of March 31, 2021 that has been remediated as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Unregistered Sales of Equity Securities

On January 15, 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration for the issuance of 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On January 21, 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 1,437,500 Class B ordinary shares, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. The Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 23, 2021, the underwriter fully exercised its over-allotment option; thus, these 750,000 Founder Shares were no longer subject to forfeiture.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 2021.

LDH GROWTH CORP I

By:	/s/ Marcelo Claure
Name:	Marcelo Claure
Title:	Chief Executive Officer

By:	/s/ Christopher Cooper
Name:	Christopher Cooper
Title:	Chief Financial Officer