Form 10-Q/A
period 2021-09-30
LDH Growth Corp I
filed 2022-03-01
CIK 1842373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 (Amendment No. 1)
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

As of February 28, 2022, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to LDH Growth Corp I, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of LDH Growth Corp I as of and for the periods ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

On November 15, 2021, LDH Growth Corp I (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Reported Financial Statements, (“Note 2”) that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on March 23, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on February 3, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements for the quarterly period ended March 31, 2021, initially reported in the Q1 Form 10-Q and previously reported as revised in the Original Filing; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021, and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period  ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company has restated these financial statements for the Affected Periods.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Consolidated Financial Statements

Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Quarterly Report on Form 10-Q of LDH Growth Corp I as of and for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021 (the “Original Filing”) is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

LDH GROWTH CORP I
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements.

LDH GROWTH CORP I
 CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$1,659,284	$-
Prepaid expenses	952,360	-
Total current assets	2,611,644	-
Investments held in Trust Account	230,012,446	-
Deferred offering costs	-	138,107
Total Assets	$232,624,090	$138,107

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$71,728	$42,742
Accrued expenses	136,680	100,828
Due to related party	310,757	-
Total current liabilities	519,165	143,570
Deferred underwriting commissions	8,050,000	-
Derivative liabilities	7,400,000	-
Total liabilities	15,969,165	143,570

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.00 per share redemption value at September 30, 2021 and 0 at December 31, 2020	230,000,000	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares, and none issued and outstanding at September 30, 2021 and December 31, 2020, respectively	575	-
Additional paid-in capital	-	-
Accumulated deficit	(13,345,650)	(5,463)
Total shareholders’deficit	(13,345,075)	(5,463)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$232,624,090	$138,107

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
General and administrative expenses	$250,312	$612,347
Loss from operations	(250,312)	(612,347)
Other income (expenses)
Change in fair value of derivative liabilities	3,848,000	1,828,670
Offering costs - derivative liabilities	-	(259,140)
Income from investments held in Trust Account	2,959	12,446
Total other income, net	3,850,959	1,581,976
Net income	$3,600,647	$969,629

Weighted average number of Class A ordinary shares - basic and diluted	23,000,000	17,050,193
Basic and diluted net income per share, Class A ordinary shares	$0.13	$0.04

Weighted average number of Class B ordinary shares - basic	5,750,000	5,555,985
Weighted average number of Class B ordinary shares - diluted	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.13	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	-	$-	-	$-	$-	$(5,463)	$(5,463)
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,949,330	-	2,949,330
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(2,973,755)	(14,309,816)	(17,283,571)
Net loss	-	-	-	-	-	(460,029)	(460,029)
Balance - March 31, 2021 (unaudited) Restated, see Note 2	-	$-	5,750,000	$575	$-	$(14,775,308)	$(14,774,733)
Net loss	-	-	-	-	-	(2,170,989)	(2,170,989)
Balance - June 30, 2021 (unaudited) Restated, see Note 2	-	$-	5,750,000	$575	$-	$(16,946,297)	$(16,945,722)
Net income	-	-	-	-	-	3,600,647	3,600,647
Balance - September 30, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(13,345,650)	$(13,345,075)

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
Changes in operating assets and liabilities:
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

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of $300,000 (which was repaid in full on March 25, 2021) pursuant to the Note (as defined in Note 4), and advances of approximately $321,000 from the Sponsor for offering costs (of which approximately $311,000 remained outstanding at September 30, 2021), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 22, 2021.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all of its Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

Impact of the Restatement

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash flows, and net income (loss).

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$233,220,464	-	$233,220,464
Total liabilities	$17,995,197	-	$17,995,197
Class A ordinary shares subject to redemption at $10.00 per share	$210,225,260	$19,774,740	$230,000,000
Preference shares	-	-	-
Class A ordinary shares	198	(198)	-
Class B ordinary shares	575	-	575
Additional paid-in capital	5,464,726	(5,464,726)	-
Retained earnings (accumulated deficit)	(465,492)	(14,309,816)	(14,775,308)
Total shareholders’ equity (deficit)	$5,000,007	$(19,774,740)	$(14,774,733)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$233,220,464	$-	$233,220,464
Shares of Class A ordinary shares subject to redemption	21,022,526	1,977,474	23,000,000
Shares of Class A ordinary shares	1,977,474	(1,977,474)	-

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: three months ended March 31, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities
Initial value of Class A ordinary shares subject to possible redemption	$210,401,350	$(210,401,350)	$-
Change in value of Class A ordinary shares subject to possible redemption	$17,609	$(17,609)	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$232,967,748	-	$232,967,748
Total liabilities	$19,913,470	-	$19,913,470
Class A ordinary shares subject to redemption at $10.00 per share	$208,054,270	$21,945,730	$230,000,000
Preference shares	-	-	-
Class A ordinary shares	219	(219)	-
Class B ordinary shares	575	-	575
Additional paid-in capital	7,635,695	(7,635,695)	-
Accumulated deficit	(2,636,481)	(14,309,816)	(16,946,297)
Total shareholders’ equity (deficit)	$5,000,008	$(21,945,730)	$(16,945,722)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$232,967,748	$-	$232,967,748
Shares of Class A ordinary shares subject to redemption	20,805,427	2,194,573	23,000,000
Shares of Class A ordinary shares	2,194,573	(2,194,573)	-

The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: six months ended June 30, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities
Initial value of Class A ordinary shares subject to possible redemption	$210,401,350	$(210,401,350)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(2,347,080)	$2,347,080	$-

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings (loss) per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
	Net Loss Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net loss	$(460,029)	$-	$(460,029)
Weighted average shares outstanding - Class A ordinary shares	23,000,000	(20,276,316)	2,723,684
Basic and diluted net loss per share - Class A ordinary shares	$-	$(0.06)	$(0.06)
Weighted average shares outstanding - Class B ordinary shares	4,297,222	791,594	5,088,816
Basic and diluted net loss per share - Class B ordinary shares	$(0.11)	$0.05	$(0.06)

	Net Loss Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net loss	$(2,170,989)	$-	$(2,170,989)
Weighted average shares outstanding - Class A ordinary shares	23,000,000	-	23,000,000
Basic and diluted net loss per share - Class A ordinary shares	$-	$(0.08)	$(0.08)
Weighted average shares outstanding - Class B ordinary shares	5,750,000	-	5,750,000
Basic and diluted net loss per share - Class B ordinary shares	$(0.38)	$0.30	$(0.08)

	Net Loss Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net loss	$(2,631,018)	$-	$(2,631,018)
Weighted average shares outstanding - Class A ordinary shares	23,000,000	(9,227,545)	13,772,455
Basic and diluted net loss per share - Class A ordinary shares	$-	$(0.14)	$(0.14)
Weighted average shares outstanding - Class B ordinary shares	5,449,102	(0)	5,449,102
Basic and diluted net loss per share - Class B ordinary shares	$(0.48)	$0.34	$(0.14)

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

One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the derivative liabilities. Accordingly, the actual results could differ significantly from those estimates.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes.”

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 9,866,667 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contngent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$2,880,518	$720,129	$731,321	$238,308
Allocation of net income - diluted	$2,880,518	$720,129	$725,097	$244,532
Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	5,750,000	17,050,193	5,555,985
Diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	17,050,193	5,750,000
Basic and diluted net income per ordinary share	$0.13	$0.13	$0.04	$0.04

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

In addition, the Sponsor advanced approximately $321,000 to cover the Company’s offering expenses. Such amount is due on demand, non-interest bearing and approximately $311,000 remained outstanding at September 30, 2021.

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

Note 8-Shareholders’ Deficit

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

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except with respect to the restatements described in Note 2 the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”) we are restating (i) unaudited interim financial statements for the quarterly period ended March 31, 2021, initially reported in the Q1 Form 10-Q and previously reported as revised in the Original Filing; (ii) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021 and previously reported as revised in the Original Filing; and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”).

On November 15, 2021, we filed a Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to our classification of its Class A ordinary shares subject to redemption issued as part of the units sold in our initial public offering (“IPO”) on March 23, 2021. As described in Note 2, upon its IPO, we classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. Our management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, we corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we also revised our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

We determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate our financial statements. Instead, we revised our previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that we assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, we determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it we should restate its previously issued financial statements.

Therefore, on February 3, 2022, our management and the audit committee of our board of directors (the “Audit Committee”) concluded that our previously issued revision to the Affected Periods should be restated to report all Public Shares as temporary equity and restate earnings per share, and should no longer be relied upon. As such, we have restated these financial statements for the Affected Periods.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, our management has concluded that in light of the errors described above, a material weakness existed in our internal control over financial reporting during the Affected Periods and that our disclosure controls and procedures were not effective. For more information see Item 4 – Controls and Procedures, contained herein.

We have not amended our previously filed Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our Sponsor in exchange for the issuance of Founder Shares (as defined below), a loan of $300,000 (which was repaid on March 25, 2021) under a promissory note from our Sponsor, an advance of approximately $321,000 from the Sponsor (of which approximately $311,000 remained outstanding at September 30, 2021), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 9,866,667 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. We have considered the effect of Class B ordinary shares that were excluded from the basic weighted average number of shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on  Form 10-Q/A had not yet been identified..

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that all Public Shares should be classified as temporary equity. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report on Form 10-Q/A.

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
31.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of March 2022.

LDH GROWTH CORP I

By:	/s/ Christopher Cooper
Name:	Christopher Cooper
Title:	Chief Executive Officer and Chief Financial Officer