Form 10-Q
period 2022-03-31
LDH Growth Corp I
filed 2022-05-13
CIK 1842373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

LDH GROWTH CORP I
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements.

LDH GROWTH CORP I
 CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$1,004,412	$1,145,208
Prepaid expenses	658,061	823,748
Total current assets	1,662,473	1,968,956
Investments held in Trust Account	230,040,372	230,017,306
Total Assets	$231,702,845	$231,986,262

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$68,600	$40,496
Accrued expenses	147,402	108,021
Total current liabilities	216,002	148,517
Deferred underwriting commissions	8,050,000	8,050,000
Derivative liabilities	3,749,330	7,551,330
Total liabilities	12,015,332	15,749,847

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	230,000,000	230,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Accumulated deficit	(10,313,062)	(13,764,160)
Total shareholders’ deficit	(10,312,487)	(13,763,585)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$231,702,845	$231,986,262

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
General and administrative expenses	$373,968	$56,229
Loss from operations	(373,968)	(56,229)
Other income (expenses)
Change in fair value of derivative liabilities	3,802,000	(144,660)
Offering costs - derivative liabilities	-	(259,140)
Income from investments held in Trust Account	23,066	-
Total other income, net	3,825,066	(403,800)
Net income (loss)	$3,451,098	$(460,029)

Weighted average number of Class A ordinary shares - basic and diluted	23,000,000	2,723,684
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.12	$(0.06)
Weighted average number of Class B ordinary shares - basic and diluted	5,750,000	5,088,816
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.12	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Ordinary Shares
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(13,764,160)	$(13,763,585)
Net income	-	-	-	-	-	3,451,098	3,451,098
Balance - March 31, 2022 (Unaudited)	-	$-	5,750,000	$575	$-	$(10,313,062)	$(10,312,487)

For the Three Months Ended March 31, 2021

	Ordinary Shares
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	-	$-	1	$-	$-	$(5,463)	$(5,463)
Cancellation of ordinary share	-	-	(1)	-	-	-	-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,949,330	-	2,949,330
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(2,973,755)	(14,309,816)	(17,283,571)
Net loss	-	-	-	-	-	(460,029)	(460,029)
Balance - March 31, 2021 (Unaudited)	-	$-	5,750,000	$575	$-	$(14,775,308)	$(14,774,733)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,451,098	$(460,029)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
Change in fair value of derivative liabilities	(3,802,000)	144,660
Offering costs - derivative liabilities	-	259,140
Income from investments held in Trust Account	(23,066)	-
Changes in operating assets and liabilities:
Prepaid expenses	165,687	(24,517)
Accounts payable	28,104	4,479
Accrued expenses	39,381	24,107
Net cash used in operating activities	(140,796)	(27,160)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note issued to related party	-	300,000
Repayment of promissory note to related party	-	(300,000)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement	-	7,900,000
Offering costs paid	-	(4,676,893)
Net cash provided by financing activities	-	233,223,107

Net change in cash	(140,796)	3,195,947

Cash - beginning of the period	1,145,208	-
Cash - end of the period	$1,004,412	$3,195,947

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$-	$311,549
Offering costs included in accrued expenses	$-	$(30,828)
Deferred underwriting commissions	$-	$8,050,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $1.0 million in cash and working capital of approximately $1.4 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of $300,000 (which was repaid in full on March 25, 2021) pursuant to the Note (as defined in Note 4), and advances of approximately $321,000 from the Sponsor for offering costs (which was repaid in full in December 2021), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation on March 23, 2023 and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023. Management intends to consummate a merger prior to March 23, 2023.

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K March 31, 2022.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the derivative liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022, and December 31, 2021, there were no cash equivalents.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of March 31, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature other than the derivative warrant liabilities (see Note 9).

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have initially been measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2022 and December 31, 2021, is measured based on a Monte Carlo simulation model.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The forward purchase agreement between the Company and the Sponsor, providing for the investor to purchase $50,000,000 of units, with each unit consisting of one Class A ordinary share and one-fifth of one warrant to purchase one Class A ordinary share, at a purchase price of $10.00 per unit in a private placement concurrently with the closing of the initial Business Combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as a liability at fair value and with changes in fair value recognized in the Company’s unaudited condensed statements of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against their carrying value upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.3 million was included in offering cost - derivative liabilities in the unaudited condensed statements of operations and $13.0 million was allocated to the redeemable Class A ordinary shares reducing their carrying amount. Of the $13.3 million of offering costs, approximately $8.1 million is deferred underwriting commissions. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital to the extent available and accumulated deficit.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes.”

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$2,760,878	$690,220	$(160,381)	$(299,648)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	2,723,684	5,088,816

Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$(0.06)	$(0.06)

Recent Accounting Pronouncements

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

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 6-Warrants

As of March 31, 2022 and December 31, 2021, the Company had 4,600,000 Public Warrants and 5,266,667 Private Warrants outstanding.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 7-Temporary Equity – Class A Ordinary Shares Subject To Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

As of March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets are reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(4,278,000)
Class A ordinary share issuance costs	(13,005,571)
Plus:
Accretion of Class A ordinary shares to redemption amount	17,283,571
Class A ordinary share subject to possible redemption	$230,000,000

Note 8-Shareholders’ Deficit

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and presented as temporary equity (see Note 7).

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class B Ordinary Shares- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Note 9-Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Investments held in the Trust Account:
Money Market Funds	$230,040,372	$-	$-	$230,040,372

Liabilities:
Derivative liabilities - Public Warrants	$1,748,000	$-	$-	$1,748,000
Derivative liabilities - Private Warrants	-	-	2,001,330	2,001,330
Forward purchase agreement	-	-	-	-
Total derivative liabilities				$3,749,330

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Investments held in the Trust Account:
Money Market Funds	$230,017,306	$-	$-	$230,017,306

Liabilities:
Derivative liabilities - Public Warrants	$3,496,000	$-	$-	$3,496,000
Derivative liabilities - Private Warrants	-	-	4,055,330	4,055,330
Forward purchase agreement	-	-	-	-
Total derivative liabilities				$7,551,330

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022 and 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants has been measured at fair value using a Monte Carlo simulation. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

For the three months ended March 31, 2022 and 2021, the Company recognized a gain/(charge) in the unaudited condensed statements of operations resulting from a decrease/(increase) in the fair value of liabilities of approximately $3.8 million and approximately ($145,000), respectively, presented as change in fair value of derivative liabilities in the accompanying unaudited condensed statements of operations.

For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants (a Level 1 measurement). The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the measurement date:

	As of March 31, 2022	As of December 31, 2021
Volatility	11.9%	25.2%
Stock price	$9.79	$9.82
Risk-free rate	2.40%	1.30%
Dividend yield	0.0%	0.0%

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022 is summarized as follows:

Derivative liabilities at December 31, 2020	$-
Issuance of Public and Private Warrants	9,228,670
Transfer of Public Warrants to Level 1 measurement	(4,370,000)
Change in fair value of derivative liabilities	(803,340)
Derivative liabilities at December 31, 2021	4,055,330
Change in fair value of derivative liabilities	(2,054,000)
Derivative liabilities at March 31, 2022	$2,001,330

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

Our entire activity from October 7, 2020 (inception) through March 31, 2022, was in preparation for an IPO, and since our IPO, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of investment income from our investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of approximately $3.5 million, which consisted of a non-cash income of approximately $3.8 million for a change in fair value of derivative liabilities, and approximately $23,000 of income from investments held in the Trust Account, partly offset by approximately $374,000 in general and administrative expenses.

For the three months ended March 31, 2021, we had a net loss of approximately $460,000, which consisted of a non-cash loss of approximately $145,000 for a change in fair value of derivative liabilities, approximately $56,000 in general and administrative expenses and approximately $259,000 in offering costs - derivative liabilities.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $1.0 million in cash and working capital of approximately $1.4 million.

Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our sponsor in exchange for the issuance of Class B ordinary shares initially issued to our sponsor in a private placement prior to the IPO (and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares upon our initial business combination or earlier at the option of the holders thereof) (the “founder shares”), a loan of $300,000 (which was repaid on March 25, 2021) under a promissory note from our sponsor, an advance of approximately $321,000 from the sponsor (which was repaid in full in December 2021), and the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us working capital loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

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

Contractual Obligations

As of March 31, 2022 and December 31, 2021, we did not have any lease obligations or purchase obligations.

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreement, we agreed that we will use our commercially reasonable efforts to (i) within 30 days after the closing of the initial Business Combination, file a registration statement with the SEC for a secondary offering of (A) the forward purchase investor’s Forward Purchase Shares, (B) the Class A ordinary shares issuable upon exercise of the forward purchase investor’s Forward Purchase Warrants and (C) any other Class A ordinary shares acquired by the forward purchase investor, including any acquisitions after we complete the initial Business Combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial Business Combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which the forward purchase investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the Forward Purchase Agreement. We will bear the cost of registering these securities.

Underwriting Agreement

The underwriters are entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

The warrants issued in connection with the IPO (the “public warrants”) and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the public warrants and private placement warrants have initially been measured at fair value using a Monte Carlo simulation model. The fair value of the public warrants as of March 31, 2022, is based on observable listed prices for such warrants. The fair value of the private placement warrants as of March 31, 2022, is measured based on a Monte Carlo simulation model.

The forward purchase agreement between our Company and the sponsor, providing for the investor to purchase $50,000,000 of units, with each unit consisting of one Class A ordinary share and one-fifth of one warrant to purchase one Class A ordinary share, at a purchase price of $10.00 per unit in a private placement concurrently with the closing of the initial business combination, is recognized as a derivative liability in accordance with ASC 815. Accordingly, we recognize the instrument as a liability at fair value and with changes in fair value recognized in our unaudited condensed statements of operations. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

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

Net Income (Loss) per Ordinary Share

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on form 10-K filed with the SEC on March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May 2022.

LDH GROWTH CORP I

By:	/s/ Christopher Cooper
Name:	Christopher Cooper
Title:	Chief Executive Officer and Chief Financial Officer