Form 10-Q
period 2022-06-30
LDH Growth Corp I
filed 2022-08-12
CIK 1842373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one Class A ordinary share and one-fifth redeemable warrant	LDHAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	LDHA	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A ordinary share for $11.50 per share	LDHAW	The Nasdaq Stock Market LLC

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

As of August 11, 2022, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

LDH GROWTH CORP I
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements.

LDH GROWTH CORP I
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$733,186	$1,145,208
Prepaid expenses	490,843	823,748
Total current assets	1,224,029	1,968,956
Investments held in Trust Account	230,350,973	230,017,306
Total Assets	$231,575,002	$231,986,262

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$-	$40,496
Accrued expenses	46,656	108,021
Due to related party	55,000	-
Total current liabilities	101,656	148,517
Deferred underwriting commissions	8,050,000	8,050,000
Derivative liabilities	2,466,670	7,551,330
Total liabilities	10,618,326	15,749,847

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.01 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	230,251,000	230,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Accumulated deficit	(9,294,899)	(13,764,160)
Total shareholders’ deficit	(9,294,324)	(13,763,585)
Total Liabilities, Class A ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,575,002	$231,986,262

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$324,098	$305,806	$698,066	$362,035
Loss from operations	(324,098)	(305,806)	(698,066)	(362,035)
Other income (expenses)
Change in fair value of derivative liabilities	1,282,660	(1,874,670)	5,084,660	(2,019,330)
Offering costs - derivative liabilities	-	-	-	(259,140)
Income from investments held in Trust Account	310,601	9,487	333,667	9,487
Total other income (expenses), net	1,593,261	(1,865,183)	5,418,327	(2,268,983)
Net income (loss)	$1,269,163	$(2,170,989)	$4,720,261	$(2,631,018)

Weighted average number of Class A ordinary shares - basic and diluted	23,000,000	23,000,000	23,000,000	13,772,455
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$(0.08)	$0.16	$(0.14)
Weighted average number of Class B ordinary shares - basic and diluted	5,750,000	5,750,000	5,750,000	5,449,102
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$(0.08)	$0.16	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three and Six Months Ended June 30, 2022

	Ordinary Shares
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(13,764,160)	$(13,763,585)
Net income	-	-	-	-	-	3,451,098	3,451,098
Balance - March 31, 2022 (Unaudited)	-	$-	5,750,000	$575	$-	$(10,313,062)	$(10,312,487)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(251,000)	(251,000)
Net income	-	-	-	-	-	1,269,163	1,269,163
Balance - June 30, 2022 (Unaudited)	-	$-	5,750,000	$575	$-	$(9,294,899)	$(9,294,324)

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	-	$-	1	$-	$-	$(5,463)	$(5,463)
Cancellation of ordinary share	-	-	(1)	-	-	-	-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,949,330	-	2,949,330
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(2,973,755)	(14,309,816)	(17,283,571)
Net loss	-	-	-	-	-	(460,029)	(460,029)
Balance - March 31, 2021 (Unaudited)	-	-	5,750,000	575	-	(14,775,308)	(14,774,733)
Net loss	-	-	-	-	-	(2,170,989)	(2,170,989)
Balance - June 30, 2021(Unaudited)	-	$-	5,750,000	$575	$-	$(16,946,297)	$(16,945,722)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,720,261	$(2,631,018)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
Change in fair value of derivative liabilities	(5,084,660)	2,019,330
Offering costs - derivative liabilities	-	259,140
Income from investments held in Trust Account	(333,667)	(9,487)
Changes in operating assets and liabilities:
Prepaid expenses	332,905	(1,134,864)
Accounts payable	(40,496)	45,789
Accrued expenses	8,635	47,000
Due to related party	55,000	-
Net cash used in operating activities	(342,022)	(1,379,110)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note issued to related party	-	300,000
Repayment of promissory note to related party	-	(300,000)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement	-	7,900,000
Offering costs paid	(70,000)	(4,697,493)
Net cash provided by (used in) financing activities	(70,000)	233,202,507

Net change in cash	(412,022)	1,823,397

Cash - beginning of the period	1,145,208	-
Cash - end of the period	$733,186	$1,823,397

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$-	$89,339
Offering costs included in accrued expenses	$-	$(30,828)
Deferred underwriting commissions	$-	$8,050,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $733,000 in cash and working capital of approximately $1.1 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of $300,000 (which was repaid in full on March 25, 2021) pursuant to the Note (as defined in Note 4), and advances of approximately $321,000 from the Sponsor for offering costs (which was repaid in full in December 2021), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022, and December 31, 2021, there were no cash equivalents.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of June 30, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature, other than the derivative warrant liabilities (see Note 9).

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have initially been measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants as of June 30, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2022 and December 31, 2021, is measured based on a Monte Carlo simulation model.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital to the extent available and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as a deemed dividend as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes.”

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$1,015,330	$253,833	$(1,736,791)	$(434,198)	$3,776,209	$944,052	$(1,885,153)	$(745,865)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	13,772,455	5,449,102

Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$(0.08)	$(0.08)	$0.16	$0.16	$(0.14)	$(0.14)

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Due to Related Party

In the three and six months ended June 30, 2022, an affiliate of the Sponsor paid certain expenses on behalf of the Company. As of June 30, 2022 and December 31, 2021, outstanding balance for such advances were approximately $55,000 and -0-, respectively, included in due to related party in current liabilities, on the accompanying condensed balance sheets.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 6-Warrants

As of June 30, 2022 and December 31, 2021, the Company had 4,600,000 Public Warrants and 5,266,667 Private Warrants outstanding.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 7-Temporary Equity - Class A Ordinary Shares Subject To Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

As of June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets are reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(4,278,000)
Class A ordinary share issuance costs	(13,005,571)
Plus:
Accretion of Class A ordinary shares to redemption amount	17,283,571
Class A ordinary share subject to possible redemption, December 31, 2021	230,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	251,000
Class A ordinary share subject to possible redemption, June 30, 2022	$230,251,000

Note 8-Shareholders’ Deficit

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and presented as temporary equity (see Note 7).

Class B Ordinary Shares- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 9-Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Investments held in the Trust Account:
Money Market Funds	$230,350,973	$-	$-	$230,350,973

Liabilities:
Derivative liabilities - Public Warrants	$-	$1,150,000	$-	$1,150,000
Derivative liabilities - Private Warrants	-	-	1,316,670	1,316,670
Forward purchase agreement	-	-	-	-
Total derivative liabilities				$2,466,670

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Investments held in the Trust Account:
Money Market Funds	$230,017,306	$-	$-	$230,017,306

Liabilities:
Derivative liabilities - Public Warrants	$3,496,000	$-	$-	$3,496,000
Derivative liabilities - Private Warrants	-	-	4,055,330	4,055,330
Forward purchase agreement	-	-	-	-
Total derivative liabilities				$7,551,330

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. As of June 30, 2022, due to a significant decrease in the trading volume of the Public Warrants in relation to the normal volume of market activity the last week in June, the estimated fair value of Public Warrants was transferred from a Level 1 fair value measurement to a Level 2 measurement. There were no other transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Initially, the fair value of the Public Warrants and Private Placement Warrants were measured at fair value using a Monte Carlo simulation. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(charge) in the unaudited condensed statements of operations resulting from a decrease/(increase) in the fair value of liabilities of approximately $1.3 million and approximately ($1.9 million), respectively, presented as change in fair value of derivative liabilities in the accompanying unaudited condensed statements of operations.

For the six months ended June 30, 2022 and 2021, the Company recognized a gain/(charge) in the unaudited condensed statements of operations resulting from a decrease/(increase) in the fair value of liabilities of approximately $5.1 million and approximately ($2.0 million), respectively, presented as change in fair value of derivative liabilities in the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the measurement date:

	As of June 30, 2022	As of December 31, 2021
Volatility	15.8%	25.2%
Stock price	$9.77	$9.82
Probability of De-SPAC	15.0%-25.0%	40.0%-50.0%
Risk-free rate	2.99%	1.30%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2022 and 2021 is summarized as follows:

Derivative liabilities at December 31, 2021	$4,055,330
Change in fair value of derivative liabilities	(2,054,000)
Derivative liabilities at March 31, 2022	2,001,330
Change in fair value of derivative liabilities	(684,660)
Derivative liabilities at June 30, 2022	$1,316,670

Derivative liabilities at December 31, 2020	$-
Issuance of Public and Private Warrants	9,228,670
Change in fair value of derivative liabilities	144,660
Derivative liabilities at March 31, 2021	9,373,330
Transfer of Public Warrants to Level 1 measurement	(4,370,000)
Change in fair value of derivative liabilities	1,000,670
Derivative liabilities at June 30, 2021	$6,004,000

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Results of Operations

Our entire activity from October 7, 2020 (inception) through March 23, 2021, was in preparation for our IPO, and since our IPO, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of approximately $1.3 million, which consisted of a non-cash income of approximately $1.3 million for a change in fair value of derivative liabilities, and approximately $311,000 of income from investments held in the Trust Account, partly offset by approximately $324,000 in general and administrative expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $2.2 million, which consisted of a non-cash loss of approximately $1.9 million for a change in fair value of derivative liabilities, and approximately $306,000 in general and administrative expenses, partly offset by approximately $9,000 of income from investments held in the Trust Account.

For the six months ended June 30, 2022, we had a net income of approximately $4.7 million, which consisted of a non-cash income of approximately $5.1 million for a change in fair value of derivative liabilities, and approximately $334,000 of income from investments held in the Trust Account, partly offset by approximately $699,000 in general and administrative expenses.

For the six months ended June 30, 2021, we had a net loss of approximately $2.6 million, which consisted approximately $259,000 of financing costs - derivative liabilities, a non-cash loss of approximately $2.0 million for a change in fair value of derivative liabilities, and approximately $362,000 in general and administrative expenses, partly offset by approximately $9,000 of income from investments held in the Trust Account.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $733,000 in cash and working capital of approximately $1.1 million.

Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our sponsor in exchange for the issuance of Class B ordinary shares initially issued to our sponsor in a private placement prior to the IPO (and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares upon our initial business combination or earlier at the option of the holders thereof) (the “founder shares”), a loan of $300,000 (which was repaid on March 25, 2021) under a promissory note from our sponsor, an advance of approximately $321,000 from the sponsor (which was repaid in full in December 2021), and the net proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us working capital loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

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

Contractual Obligations

As of June 30, 2022 and December 31, 2021, we did not have any lease obligations or purchase obligations.

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

The warrants issued in connection with the IPO (the “public warrants”) and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the public warrants and private placement warrants have initially been measured at fair value using a Monte Carlo simulation model. The fair value of the public warrants as of June 30, 2022, is based on observable listed prices for such warrants. The fair value of the private placement warrants as of June 30, 2022, is measured based on a Monte Carlo simulation model.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the IPO, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as a deemed dividend as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are considering the impact of this pronouncement on the financial statements.

We do not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls and testing of the controls, we concluded that the controls were in place as of the December 31, 2021 reporting period and operating effectively as of June 30, 2022. As a result, management concluded the material weakness was remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August 2022.

LDH GROWTH CORP I

By:	/s/ Christopher Cooper
Name:	Christopher Cooper
Title:	Chief Executive Officer and Chief Financial Officer