Form 10-Q
period 2022-09-30
LDH Growth Corp I
filed 2022-11-14
CIK 1842373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

LDH GROWTH CORP I
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements.

LDH GROWTH CORP I
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$606,910	$1,145,208
Prepaid expenses	313,867	823,748
Total current assets	920,777	1,968,956
Investments held in Trust Account	231,389,176	230,017,306
Total Assets	$232,309,953	$231,986,262

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$11,642	$40,496
Accrued expenses	23,610	108,021
Total current liabilities	35,252	148,517
Deferred underwriting commissions	8,050,000	8,050,000
Derivative liabilities	296,000	7,551,330
Total liabilities	8,381,252	15,749,847

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.06 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	231,289,176	230,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	575	575
Accumulated deficit	(7,361,050)	(13,764,160)
Total shareholders’ deficit	(7,360,475)	(13,763,585)
Total Liabilities, Class A ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$232,309,953	$231,986,262

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$236,848	$250,312	$934,914	$612,347
Loss from operations	(236,848)	(250,312)	(934,914)	(612,347)
Other income (expenses):
Change in fair value of derivative liabilities	2,170,670	3,848,000	7,255,330	1,828,670
Offering costs - derivative liabilities	-	-	-	(259,140)
Income from investments held in Trust Account	1,038,203	2,959	1,371,870	12,446
Total other income (expenses), net	3,208,873	3,850,959	8,627,200	1,581,976
Net income	$2,972,025	$3,600,647	$7,692,286	$969,629

Weighted average number of Class A ordinary shares - basic and diluted	23,000,000	23,000,000	23,000,000	17,050,193
Basic and diluted net income per share, Class A shares	$0.10	$0.13	$0.27	$0.04

Weighted average number of Class B ordinary shares - basic	5,750,000	5,750,000	5,750,000	5,555,985
Weighted average number of Class B ordinary shares - diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, Class B shares	$0.10	$0.13	$0.27	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022

	Ordinary Shares
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(13,764,160)	$(13,763,585)
Net income	-	-	-	-	-	3,451,098	3,451,098
Balance - March 31, 2022 (Unaudited)	-	-	5,750,000	575	-	(10,313,062)	(10,312,487)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(251,000)	(251,000)
Net income	-	-	-	-	-	1,269,163	1,269,163
Balance - June 30, 2022 (Unaudited)	-	-	5,750,000	575	-	(9,294,899)	(9,294,324)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,038,176)	(1,038,176)
Net income	-	-	-	-	-	2,972,025	2,972,025
Balance - September 30, 2022 (Unaudited)	-	$-	5,750,000	$575	$-	$(7,361,050)	$(7,360,475)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	-	$-	1	$-	$-	$(5,463)	$(5,463)
Cancellation of ordinary share	-	-	(1)	-	-	-	-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,949,330	-	2,949,330
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(2,973,755)	(14,309,816)	(17,283,571)
Net loss	-	-	-	-	-	(460,029)	(460,029)
Balance - March 31, 2021 (Unaudited)	-	-	5,750,000	575	-	(14,775,308)	(14,774,733)
Net loss	-	-	-	-	-	(2,170,989)	(2,170,989)
Balance - June 30, 2021 (Unaudited)	-	-	5,750,000	575	-	(16,946,297)	(16,945,722)
Net income	-	-	-	-	-	3,600,647	3,600,647
Balance - September 30, 2021 (Unaudited)	-	$-	5,750,000	$575	$-	$(13,345,650)	$(13,345,075)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LDH GROWTH CORP I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,692,286	$969,629
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
Change in fair value of derivative liabilities	(7,255,330)	(1,828,670)
Offering costs - derivative liabilities	-	259,140
Income from investments held in Trust Account	(1,371,870)	(12,446)
Changes in operating assets and liabilities:
Prepaid expenses	509,881	(952,360)
Accounts payable	(28,854)	(3,514)
Accrued expenses	(14,411)	66,680
Due to related party	-	(9,843)
Net cash used in operating activities	(468,298)	(1,486,384)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note issued to related party	-	300,000
Repayment of promissory note to related party	-	(300,000)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement	-	7,900,000
Offering costs paid	(70,000)	(4,754,332)
Net cash provided by (used in) financing activities	(70,000)	233,145,668

Net change in cash	(538,298)	1,659,284

Cash - beginning of the period	1,145,208	-
Cash - end of the period	$606,910	$1,659,284

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$32,500
Offering costs included in accrued expenses	$-	$30,828
Offering costs included in due to related party	$-	$320,600
Deferred underwriting commissions	$-	$8,050,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $607,000 in cash and working capital of approximately $886,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of $300,000 (which was repaid in full on March 25, 2021) pursuant to the Note (as defined in Note 4), and advances of approximately $321,000 from the Sponsor for offering costs (which was repaid in full in December 2021), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022, and December 31, 2021, there were no cash equivalents.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of September 30, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The carrying value of the Company’s assets and liabilities recognized in the condensed balance sheets, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the fair values for such assets and liabilities either because of the short-term nature of the instruments or because the instrument is recognized at fair value (see Note 9).

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have initially been measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 and December 31, 2021, is measured based on a Monte Carlo simulation model.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital to the extent available and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A ordinary shares subject to redemption as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes.”

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 9,866,667 shares of Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income -basic and diluted	$2,377,620	$594,405	$2,880,518	$720,129

Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.10	$0.10	$0.13	$0.13

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income -basic and diluted	$6,153,829	$1,538,457	$731,321	$238,308

Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	5,750,000	17,050,193	5,555,985
Diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	17,050,193	5,750,000

Basic and diluted net income per ordinary share	$0.27	$0.27	$0.04	$0.04

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 6-Warrants

As of September 30, 2022 and December 31, 2021, the Company had 4,600,000 Public Warrants and 5,266,667 Private Warrants outstanding.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 7-Temporary Equity - Class A Ordinary Shares Subject To Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

As of September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets are reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(4,278,000)
Class A ordinary share issuance costs	(13,005,571)
Plus:
Accretion of Class A ordinary shares to redemption amount	17,283,571
Class A ordinary share subject to possible redemption, December 31, 2021	230,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	251,000
Class A ordinary share subject to possible redemption, September 30, 2022	$231,289,176

Note 8-Shareholders’ Deficit

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and presented as temporary equity (see Note 7).

Class B Ordinary Shares- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 9-Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Investments held in the Trust Account:
Money Market Funds	$231,389,176	$-	$-	$231,389,176

Liabilities:
Derivative liabilities - Public Warrants	$138,000	$-	$-	$138,000
Derivative liabilities - Private Warrants	$-	$-	$158,000	$158,000
Forward purchase agreement	$-	$-	$-	$-
Total derivative liabilities	$-	$-	$-	$296,000

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Investments held in the Trust Account:
Money Market Funds	$230,017,306	$-	$-	$230,017,306

Liabilities:
Derivative liabilities - Public Warrants	$3,496,000	$-	$-	$3,496,000
Derivative liabilities - Private Warrants	$-	$-	$4,055,330	$4,055,330
Forward purchase agreement	$-	$-	$-	$-
Total derivative liabilities	$-	$-	$-	$7,551,330

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. As of June 30, 2022, due to a significant decrease in the trading volume of the Public Warrants in relation to the normal volume of market activity the last week in June, the estimated fair value of Public Warrants was transferred from a Level 1 fair value measurement to a Level 2 measurement. As of September 30, 2022, the estimated fair value of the Public Warrants was transferred back to a Level 1 measurement due to adequate trading activity. There were no other transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

LDH GROWTH CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Initially, the fair value of the Public Warrants and Private Placement Warrants were measured at fair value using a Monte Carlo simulation. The fair value of the forward purchase agreement is determined as the estimated unit value less the net present value of the forward purchase agreement.

For the three months ended September 30, 2022 and 2021, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $2.2 million and approximately $3.8 million, respectively, presented as change in fair value of derivative liabilities in the accompanying unaudited condensed statements of operations.

For the nine months ended September 30, 2022 and 2021, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $7.3 million and approximately $1.8 million, respectively, presented as change in fair value of derivative liabilities in the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the measurement date:

	As of September 30, 2022	As of December 31, 2021
Volatility	2.0%	25.2%
Stock price	$9.90	$9.82
Probability of De-SPAC	4.0%-9.0%	40.0%-50.0%
Risk-free rate	4.00%	1.30%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2022 and 2021 is summarized as follows:

Derivative liabilities at December 31, 2021	$4,055,330
Change in fair value of derivative liabilities	(2,054,000)
Derivative liabilities at March 31, 2022	2,001,330
Change in fair value of derivative liabilities	(684,660)
Derivative liabilities at June 30, 2022	1,316,670
Change in fair value of derivative liabilities	(1,158,670)
Derivative liabilities at September 30, 2022	$158,000

Derivative liabilities at December 31, 2020	$-
Issuance of Public and Private Warrants	9,228,670
Change in fair value of derivative liabilities	144,660
Derivative liabilities at March 31, 2021	9,373,330
Transfer of Public Warrants to Level 1 measurement	(4,370,000)
Change in fair value of derivative liabilities	1,000,670
Derivative liabilities at June 30, 2021	6,004,000
Change in fair value of derivative liabilities	(2,054,000)
Derivative liabilities at September 30, 2021	$3,950,000

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

For the three months ended September 30, 2022, we had a net income of approximately $3.0 million, which consisted of a non-cash income of approximately $2.2 million for a change in fair value of derivative liabilities, and approximately $1.0 million of income from investments held in the Trust Account, partly offset by approximately $237,000 in general and administrative expenses.

For the three months ended September 30, 2021, we had a net income of approximately $3.6 million, which consisted of a non-cash income of approximately $3.8 million for a change in fair value of derivative liabilities, and approximately $3,000 of income from investments held in the Trust Account, partly offset by approximately $250,000 in general and administrative expenses.

For the nine months ended September 30, 2022, we had a net income of approximately $7.7 million, which consisted of a non-cash income of approximately $7.3 million for a change in fair value of derivative liabilities, and approximately $1.4 million of income from investments held in the Trust Account, partly offset by approximately $935,000 in general and administrative expenses.

For the nine months ended September 30, 2021, we had a net income of approximately $969,000, which consisted of a non-cash income of approximately $1.8 million for a change in fair value of derivative liabilities, and approximately $12,000 of income from investments held in the Trust Account, partly offset by approximately $612,000 in general and administrative expenses and approximately $259,000 in offering costs - derivative liabilities.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $607,000 in cash and working capital of approximately $886,000.

Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our sponsor in exchange for the issuance of Class B ordinary shares initially issued to our sponsor in a private placement prior to the IPO (and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares upon our initial business combination or earlier at the option of the holders thereof) (the “founder shares”), a loan of $300,000 (which was repaid on March 25, 2021) under a promissory note from our sponsor, an advance of approximately $321,000 from the sponsor (which was repaid in full in December 2021), and the net proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us working capital loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

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

Contractual Obligations

As of September 30, 2022 and December 31, 2021, we did not have any lease obligations or purchase obligations.

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

The warrants issued in connection with the IPO (the “public warrants”) and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the public warrants and private placement warrants have initially been measured at fair value using a Monte Carlo simulation model. The fair value of the public warrants as of September 30, 2022, is based on observable listed prices for such warrants. The fair value of the private placement warrants as of September 30, 2022, is measured based on a Monte Carlo simulation model.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the IPO, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as increase in redemption value of Class A ordinary shares subject to possible redemption as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Net Income per Ordinary Share

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

The calculation of diluted net income does not consider the effect of the warrants underlying the units sold in the IPO (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 9,866,667 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. We have considered the effect of Class B ordinary shares that were excluded from the basic weighted average number of shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are considering the impact of this pronouncement on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective as of September 30, 2022.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and our Quarterly Reports on Form 10-Q filed with the SEC on May 13, 2022 and August 12, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November 2022.

LDH GROWTH CORP I

By:	/s/ Christopher Cooper
Name:	Christopher Cooper
Title:	Chief Executive Officer and Chief Financial Officer